Form 10-Q
period 2004-09-30
EL PASO PRODUCTION CO
filed 2004-12-16
CIK 1241253

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 333-106586

                             ---------------------

                       EL PASO PRODUCTION HOLDING COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      76-0659544
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)



               EL PASO BUILDING
            1001 LOUISIANA STREET                                  77002
                HOUSTON, TEXAS                                   (Zip Code)
   (Address of Principal Executive Offices)

                        Telephone Number: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $1 per share. Shares outstanding on December 15, 2004: 1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       EL PASO PRODUCTION HOLDING COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
          Cautionary Statement Regarding Forward-Looking Statements...   17
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   17
Item 4.   Controls and Procedures.....................................   18

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   19
Item 2.   Unregistered Sales of Equity Securities and Use of
            Proceeds..................................................   19
Item 3.   Defaults Upon Senior Securities.............................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   19
Item 5.   Other Information...........................................   19
Item 6.   Exhibits....................................................   19
          Signatures..................................................   20

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

/d      = per day
Bbl     = barrels
Bcfe    = billion cubic feet of natural gas equivalents
MBbls   = thousand barrels
Mcf     = thousand cubic feet
Mcfe    = thousand cubic feet of natural gas equivalents
MMBtu   = million British thermal units
MMcf    = million cubic feet
MMcfe   = million cubic feet of natural gas equivalents
TBtu    = trillion British thermal units

    When we refer to natural gas and oil in "equivalents," we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one Bbl of oil is equal to six Mcf of natural gas. Oil includes natural gas liquids unless otherwise specified. Also, when we refer to cubic feet measurements, all measurements are at a pressure of
14.73 pounds per square inch.

    When we refer to "us", "we", "our", "ours", or "El Paso Production", we are describing El Paso Production Holding Company and/or our subsidiaries.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EL PASO PRODUCTION HOLDING COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                           QUARTER ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                      -----------------------   -----------------------
                                                                      2003                     (2003
                                                         2004      (RESTATED)      2004      (RESTATED)
                                                      ----------   ----------   ----------   ----------
Operating revenues..................................     $168         $199         $580         $736
                                                         ----         ----         ----         ----
Operating expenses
  Cost of sales.....................................        9           12           30           39
  Operation and maintenance.........................       39           41          124          133
  Depreciation, depletion and amortization..........       78           86          250          296
  Taxes, other than income taxes....................        1            8           11           27
                                                         ----         ----         ----         ----
                                                          127          147          415          495
                                                         ----         ----         ----         ----
Operating income....................................       41           52          165          241
Earnings from unconsolidated affiliates.............       --           --           --            9
Affiliated interest income..........................        3            3           12            7
Other expense, net..................................       --           --           --           (2)
Interest expense....................................      (20)         (23)         (59)         (55)
                                                         ----         ----         ----         ----
Income before income taxes..........................       24           32          118          200
Income taxes........................................       10           11           44           80
                                                         ----         ----         ----         ----
Income from continuing operations...................       14           21           74          120
Cumulative effect of accounting change, net of
  income taxes......................................       --           --           --            1
                                                         ----         ----         ----         ----
Net income..........................................     $ 14         $ 21         $ 74         $121
                                                         ====         ====         ====         ====

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   -------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $  165          $   34
  Accounts and notes receivable
    Customer, net of allowance of $5 in 2004 and $6 in
     2003...................................................         63              66
    Affiliates..............................................        251             451
    Other...................................................          4               4
  Deferred income taxes.....................................        112              70
  Other.....................................................          8              11
                                                                 ------          ------
      Total current assets..................................        603             636
                                                                 ------          ------
Property, plant and equipment, at cost
  Natural gas and oil properties
    Proved properties-full cost method......................      7,220           7,074
    Unevaluated costs excluded from amortization............        240             252
  Other.....................................................        128             123
                                                                 ------          ------
                                                                  7,588           7,449
  Less accumulated depreciation, depletion and
    amortization............................................      5,213           5,141
                                                                 ------          ------
      Total property, plant and equipment, net..............      2,375           2,308
                                                                 ------          ------
Other assets
  Notes receivable from affiliates..........................        398             295
  Deferred income taxes.....................................        169             204
  Other.....................................................         35              36
                                                                 ------          ------
                                                                    602             535
                                                                 ------          ------
      Total assets..........................................     $3,580          $3,479
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
    Trade...................................................     $   61          $   63
    Affiliates..............................................         17               7
    Other...................................................         25              79
  Liabilities from price risk management activities.........        292             173
  Income taxes payable to affiliate.........................         91             118
  Other.....................................................         56              30
                                                                 ------          ------
      Total current liabilities.............................        542             470
                                                                 ------          ------
Long-term debt..............................................      1,200           1,200
                                                                 ------          ------
Other
  Liabilities from price risk management activities.........        336             270
  Other.....................................................         81              76
                                                                 ------          ------
                                                                    417             346
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
    authorized and outstanding..............................         --              --
  Additional paid-in capital................................      1,700           1,700
  Retained earnings.........................................        105              31
  Accumulated other comprehensive loss......................       (384)           (268)
                                                                 ------          ------
      Total stockholder's equity............................      1,421           1,463
                                                                 ------          ------
      Total liabilities and stockholder's equity............     $3,580          $3,479
                                                                 ======          ======

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                                 2003
                                                                  2004       (RESTATED)(1)
                                                              ------------   -------------
Cash flows from operating activities
  Net income................................................    $    74         $   121
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............        250             296
     Deferred income tax expense (benefit)..................         59            (145)
     Earnings from unconsolidated affiliates................         --              (9)
     Other non-cash income items............................          3               4
     Asset and liability changes............................        (28)            204
                                                                -------         -------
          Net cash provided by operating activities.........        358             471
                                                                -------         -------
Cash flows from investing activities
  Capital expenditures......................................       (348)           (579)
  Net proceeds from the sale of assets and investments......         --             504
  Change in notes receivable from parent....................        121            (373)
  Change in restricted cash.................................         --               6
                                                                -------         -------
          Net cash used in investing activities.............       (227)           (442)
                                                                -------         -------
Cash flows from financing activities
  Net proceeds from the issuance of long-term debt..........         --           1,169
  Dividends to parent.......................................         --          (1,236)
                                                                -------         -------
          Net cash used in financing activities.............         --             (67)
                                                                -------         -------
Change in cash and cash equivalents.........................        131             (38)
Cash and cash equivalents
  Beginning of period.......................................         34             156
                                                                -------         -------
  End of period.............................................    $   165         $   118
                                                                =======         =======

---------------

(1) Cash flows from operating, investing and financing activities have been restated. However, overall cash flows were unaffected.

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                            QUARTER ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                       -----------------------   -----------------------
                                                                       2003                      2003
                                                          2004      (RESTATED)      2004      (RESTATED)
                                                       ----------   ----------   ----------   ----------
Net income...........................................    $  14        $  21        $  74        $ 121
                                                         -----        -----        -----        -----
Net gains (losses) from cash flow hedging activities:
  Unrealized mark-to-market gains (losses) arising
     during period (net of income taxes of $45 and
     $127 in 2004 and $33 and $105 in 2003)..........      (78)          55         (221)        (177)
  Reclassification adjustments for changes in initial
     value to the settlement date (net of income
     taxes of $18 and $60 in 2004 and $22 and $89 in
     2003)...........................................       31           38          105          146
                                                         -----        -----        -----        -----
       Other comprehensive income (loss).............      (47)          93         (116)         (31)
                                                         -----        -----        -----        -----
Comprehensive income (loss)..........................    $ (33)       $ 114        $ (42)       $  90
                                                         =====        =====        =====        =====

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND LIQUIDITY UPDATE

     We are a wholly-owned direct subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2004, and for the quarters and nine months ended September 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Annual Report on Form 10-K. Our results for the quarter and nine months ended September 30, 2003 have been restated to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves and to reclassify our historical statement of cash flows for the manner in which we present amounts provided to El Paso under its cash management program. These restatements are further discussed in our 2003 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

  Liquidity Update

     El Paso is a significant potential source of liquidity to us, and we participate in its cash management program. Under this program, depending on whether we have short-term cash requirements or surpluses, either El Paso provides cash to us or we provide cash to El Paso, subject to limitations in our indenture. We have historically provided cash to El Paso under this program, and as of September 30, 2004, we had a receivable from El Paso of $567 million, of which $169 million is classified as a current asset on our balance sheet. In November 2004, El Paso entered into a new financing arrangement that extended its existing $3 billion revolving credit facility. Our ability to continue to rely on cash advances from El Paso can be impacted by restrictive covenants in our indenture, El Paso's credit standing, El Paso's requirements to repay debt and other financing obligations and the cash demands from other parts of its business.

     In November 2004, Moody's Investors Service changed its outlook on El Paso's and our senior unsecured notes to stable.

     The indenture for our 7.75% senior unsecured notes due June 1, 2013 includes covenants that require us to file financial statements within specified time periods. As a result of the restatements discussed above, our 2003 Annual Report on Form 10-K and Forms 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004 were not filed within the time periods specified in our indenture. In July 2004, we entered into an agreement approved by a majority of the holders of our 7.75% senior unsecured notes which provided us an extension of time to file these financial statements through December 31, 2004. In connection with the waiver, we agreed to modify the covenants under our indenture with respect to affiliated party transactions. In particular, the agreement prohibits certain affiliated party transactions in excess of $100 million if the transactions would have a negative effect on our ratio of debt to proved reserves or our ratio of debt to EBITDA (as defined in the indenture). With this filing, we are now in compliance with our financial statement filing requirements.

2. SIGNIFICANT ACCOUNTING POLICIES

     Our accounting policies are consistent with those discussed in our 2003 Annual Report on Form 10-K.

  Accounting for Asset Retirement Obligations

     On January 1, 2003, we adopted Statement of Financial Accounting Standard
(SFAS) No. 143, Accounting for Asset Retirement Obligations. This standard required that we record a liability for retirement and removal costs of long-lived assets used in our business. In the first quarter of 2003, we recorded a benefit as a cumulative effect of an accounting change of approximately $1 million, net of income taxes related to the adoption of this standard.

  New Accounting Pronouncement Not Yet Adopted

     In September 2004, the SEC issued Staff Accounting Bulletin No. 106. This pronouncement will require companies that use the full cost method of accounting for their oil and gas producing activities to include an estimate of future asset retirement costs to be incurred as a result of future development activities on proved reserves in their calculation of depreciation, depletion and amortization. It will also require these companies to exclude future cash outflows associated with settling asset retirement liabilities from their full cost ceiling test calculation. Finally, this standard will require disclosure of the impact of a company's asset retirement obligations on its oil and gas producing activities, ceiling test calculations and depreciation, depletion and amortization calculations. We will adopt the provisions of this pronouncement in the first quarter of 2005 and are currently evaluating its impact, if any, on our consolidated financial statements.

3. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. A number of El Paso entities, including our subsidiary, El Paso Production Company, are named defendants in actions filed in 1997 brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Discovery is proceeding. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Will Price (formerly Quinque). A number of El Paso entities, including our subsidiary, El Paso Production Company, are named as defendants in Will Price et al v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied in April 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action petition has since been filed as to the heating content claims. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Black Warrior Methane. In September 2001, an explosion at the Brookwood Coal Mine #5 in Tuscaloosa, Alabama resulted in 13 fatalities and numerous other injuries. The mine is owned and operated by Jim Walter Resources (JWR). El Paso has no ownership interest in the mine. However, we are a 50 percent stockholder in Black Warrior Methane Corporation (Black Warrior), which was involved in the extraction of methane from the mine, and which is a named defendant in 18 of the lawsuits filed to date. El Paso Production Company is named as a defendant in the 22 cases filed to date. Plaintiffs have asserted a joint venture theory of liability against JWR, Black Warrior and El Paso Production Company, alleging that the defendants have breached a duty to properly degasify the mine. We are being defended as an additional insured under Black Warrior's insurance policy. Black Warrior has also asserted that it qualifies as an insured under El Paso's corporate insurance policy. The parties are engaged in settlement discussions.

     Reserve Revisions. In March 2004, El Paso received a subpoena from the SEC requesting documents relating to its December 31, 2003 natural gas and oil reserve revisions. El Paso and its Audit Committee have also received federal grand jury subpoenas for documents regarding these reserve revisions. We are assisting El Paso and its Audit Committee in their efforts to cooperate with the SEC's and the U.S. Attorney's investigations into this matter.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of September 30, 2004, we had approximately $2 million accrued for all outstanding legal matters.

  Other

     During the third quarter of 2004, we discovered that the supplier of electricity to our Raton field in New Mexico may have underbilled us for electricity usage during the last two years. No claims have been asserted by the electric provider and we are currently reviewing information concerning this matter to assess our potential exposure, if any.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2004, we had no accrual for remediation costs and associated onsite, offsite and groundwater technical studies or for related environmental legal costs.

     Air Permit Violation. In March 2003, the Louisiana Department of Environmental Quality (LDEQ) issued a Consolidated Compliance Order and Notice of Potential Penalty to our subsidiary, El Paso Production Company, alleging that it failed to timely obtain air permits for specified oil and gas facilities. El Paso Production Company requested an adjudicatory hearing on the matter. The hearing has been stayed by agreement to allow El Paso Production Company and LDEQ time to possibly settle this matter. The amount of any penalty to be sought by LDEQ, if any, has not been specified.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe no reserves are required at this time.

4. RESTRUCTURING COSTS

     As a result of actions taken by El Paso in 2003 and 2004, we have incurred restructuring costs of $12 million and $4 million during the nine months ended September 30, 2004 and 2003. These restructuring costs consisted primarily of employee severance payments, included in our operation and maintenance expense. As of September 30, 2004, substantially all of these employee severance costs have been paid.

5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

  Investments in Unconsolidated Affiliates

     We hold a 50 percent ownership interest in Black Warrior Transmission Corp. (Black Warrior Transmission) and account for this investment using the equity method of accounting. Our investment in this affiliate was $6 million at September 30, 2004 and December 31, 2003. We recognized equity earnings of less than $1 million for the quarters and nine months ended September 30, 2004 and 2003 from our investment in Black Warrior Transmission. Included in our equity earnings for the nine months ended September 30, 2003, were equity earnings of $9 million from our investments in Noric L.L.C. and Clydesdale Associates, L.P. In April 2003, we sold our interest in Noric Holdings I, which held these investments.

 Related Party Transactions

     Affiliate Receivables and Payables. We sell our natural gas primarily to affiliates of El Paso at spot-market prices. Receivables due from affiliates at September 30, 2004 and December 31, 2003, were $82 million and $58 million. Payables due to affiliates at September 30, 2004 and December 31, 2003 were $17 million and $7 million. These affiliate receivables and payables were created in the normal course of business. Additionally, we have income taxes payable to El Paso of $91 million and $118 million at September 30, 2004 and December 31, 2003 for our allocated portion of El Paso's income taxes.

     Cash Management Program. Subject to limitations in our indenture, we participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. At September 30, 2004 and December 31, 2003, we had receivables from El Paso of $567 million and $688 million, of which $169 million and $393 million are classified as current notes receivables from affiliates on our balance sheets.

     Affiliate Revenues and Expenses. We enter into a number of transactions with affiliates in the ordinary course of conducting our business. The following table shows revenues and charges to/from our affiliates for the periods ended September 30:

                                                                               NINE MONTHS
                                                              QUARTER ENDED       ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   -------------
                                                              2004    2003    2004    2003
                                                              -----   -----   -----   -----
                                                                      (IN MILLIONS)
Operating revenues..........................................  $104    $202    $331    $620
Operations and maintenance expenses from affiliates.........    34      33      84     111
Reimbursements of operating expenses charged to
  affiliates................................................    30      33      76     100

     During the nine months ended September 30, 2003, we recorded interest expense of $23 million to El Paso related to the Red River refinancing transactions discussed in our 2003 Annual Report on Form 10-K.

     Hedge Transactions. We are a party to a master hedging contract with El Paso Marketing. Pursuant to that agreement, we hedge a portion of our natural gas production with El Paso Marketing. Realized gains and losses on these hedges are included in our operating revenues.

     In September 2004, El Paso restated its financial statements for the manner in which it accounted for certain hedges associated with our anticipated natural gas production. While the restatement did not directly affect our financial statements, its effects were that many of the financial instruments that hedge commodity price risk in our financial statements did not qualify as hedges in El Paso's consolidated financial statements. We have historically hedged a portion of our anticipated natural gas and oil production with affiliates of El Paso, and it has been El Paso's intent that these positions qualify as hedges in El Paso's consolidated financial statements. As a result, we executed a series of transactions in order to make our designated hedge relationships consistent with El Paso's designated hedge relationships following the restatement.

     On December 1, 2004, through these transactions, we replaced our existing hedges on approximately 154 TBtu of natural gas with new hedge transactions at the same volume and over the same time period. The combination of our original hedges and the new transactions will not change the average price at which we are hedged and will not have an impact on our realized prices. As a result, these transactions will have the same impact on our accumulated other comprehensive income balances, cash flow and income statement as our original derivative positions that existed prior to December 1, 2004. However, these transactions "locked in" a loss of approximately $520 million in accumulated other comprehensive income that will be recognized in earnings as our original hedged transactions settle through 2005 and 2006. We have also entered into a service agreement with El Paso that provides for a reimbursement of 2.5 cents per MMBtu in 2005 and 2006 for our expected administrative costs associated with these transactions.

     Dividends. During the nine months ended September 30, 2003, we paid dividends of $1.4 billion to El Paso, of which $0.2 billion was non-cash. These dividends primarily related to the Red River refinancing transactions discussed in our 2003 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with information disclosed in our 2003 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q. As discussed in our 2003 Annual Report on Form 10-K, we restated our historical financial statements to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves, to adjust two transactions related to historical hedges of our natural gas production to their fair market value and to reclassify our historical statements of cash flows for the manner in which we present amounts provided to El Paso under its cash management program.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY UPDATE

     Our primary sources of liquidity are the cash generated from our internal operations and advances from El Paso through its cash management program. Historically, we have also relied on proceeds from asset sales and capital contributions from El Paso. We expect that our future funding for working capital needs, capital expenditures, dividends and debt service will continue to be provided from some or all of these sources. Each of these sources is impacted by factors that influence the overall amount of cash generated by us and the capital available to us. For example, cash generated by our business operations may be impacted by changes in commodity prices or demands for our commodities or services due to weather patterns, competition from other providers or alternative energy sources. Liquidity generated by future asset sales may depend on the overall economic conditions of the industry served by these assets, the condition and location of these assets and the number of interested buyers.

     Under El Paso's cash management program, depending on whether we have short-term cash requirements or surpluses, either El Paso provides cash to us or we provide cash to El Paso, subject to limitations in our indenture. As of September 30, 2004, we had receivables from El Paso under the cash management program of $567 million, of which $169 million is classified as current assets on our balance sheet. Over the next twelve months, we expect to use this current amount to fund the payment for affiliated income taxes and fund our capital expenditures in excess of operating cash flows. In November 2004, El Paso entered into a new financing arrangement that extended its existing $3 billion revolving credit facility. Our ability to continue to rely on cash advances from El Paso can be impacted by restrictive covenants in our indenture, El Paso's credit standing, El Paso's requirements to repay debt and other financing obligations and the cash demands from other parts of its business.

     In November 2004, Moody's Investors Service changed its outlook on El Paso's and our senior unsecured notes to stable.

     We believe we will generate sufficient funds through our operations, asset sales and repayments by El Paso of advances under its cash management program to meet all of our cash needs as discussed below.

     The indenture for our 7.75% senior unsecured notes due June 1, 2013, includes covenants that require us to file financial statements within specified time periods. As a result of the restatements discussed above, our 2003 Annual Report on Form 10-K and Forms 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004 were not filed within the time periods specified in our indenture. In July 2004, we entered into an agreement approved by a majority of the holders of our 7.75% senior unsecured notes which provided us an extension of time to file these financial statements through December 31, 2004. In connection with the waiver, we agreed to modify the covenants under our indenture with respect to affiliated party transactions. In particular, the agreement prohibits certain affiliated party transactions in excess of $100 million if the transactions would have a negative effect on our ratio of debt to proved reserves or our ratio of debt to EBITDA (as defined in the indenture). With this filing, we are now in compliance with our financial statement filing requirements.

     Our cash flows for the nine months ended September 30 were as follows:

                                                              2004      2003
                                                              -----     -----
                                                               (IN MILLIONS)
Cash flows from operating activities........................  $ 358     $ 471
Cash flows from investing activities........................   (227)     (442)
Cash flows from financing activities........................     --       (67)

  Cash Flows from Operating Activities

     Overall, cash generated from our operating activities during the nine months ended September 30, 2004 decreased by $113 million from the same period of 2003. Decreases in operating cash flows were due to lower natural gas and oil production in 2004 as a result of asset sales in 2003 and normal production declines as well as changes in the timing of settlement of operating assets and liabilities period over period.

  Cash Flows from Investing Activities

     Net cash used in our investing activities was $227 million for the nine months ended September 30, 2004. Our investing activities consisted primarily of capital expenditures of $348 million, offset by a $121 million collection of note receivables from El Paso under its cash management program.

     Under our current plan, we expect our capital expenditures to be between $400 million and $450 million annually which will be funded through a combination of internally generated funds and, if needed, repayment by El Paso of advances under the cash management program. These capital expenditures will be spent on acquisition, development, and exploration projects.

                               OPERATIONAL UPDATE

     For the nine months ended September 30, 2004, our total equivalent production declined approximately 51 Bcfe or 28 percent as compared to the same period in 2003. This decline was caused by normal production declines and asset sales in 2003 primarily in Oklahoma, Texas and offshore Gulf of Mexico. We expect our fourth quarter production to average approximately 410 MMcfe/d and our full year 2004 production to average approximately 455 MMcfe/d. Our expected fourth quarter 2004 production levels will be negatively impacted by Hurricane Ivan that occurred in September 2004 in the Gulf of Mexico. The hurricane caused us to shut-in production and also caused damage to third party facilities that process or transport our production. We continue to experience reduced production levels in our offshore Gulf of Mexico operations as a result of the damage to third party facilities and do not expect to return to full production until mid-2005. Our future production levels are dependent upon the amount of capital allocated to us, the level of success in our drilling programs and future asset sales or acquisitions. Our unit of production depletion rate was $1.87 per Mcfe for the third quarter of 2004 and we expect this rate to remain the same for the fourth quarter of 2004.

                               PRODUCTION HEDGING

     We conduct hedging activities to stabilize cash flows and reduce the risk of downward commodity price movements on our sales. We conduct these activities through natural gas and oil derivatives on our natural gas and oil production with El Paso Marketing. Because our hedging strategy only partially reduces our exposure to downward movements in commodity prices, our reported results of operations, financial position and cash flows can be impacted significantly by movements in commodity prices from period to period. For a further discussion of our hedging program and additional hedges put in place in May 2004, refer to our 2003 Annual Report on Form 10-K.

     In September 2004, El Paso restated its financial statements for the manner in which it accounted for certain hedges associated with our anticipated natural gas production. While the restatement did not directly affect our financial statements, its effects were that many of the financial instruments that hedge commodity price risk in our financial statements did not qualify as hedges in El Paso's consolidated financial statements.

We have historically hedged a portion of our anticipated natural gas and oil production with affiliates of El Paso, and it has been El Paso's intent that these positions qualify as hedges in El Paso's consolidated financial statements. As a result, we executed a series of transactions in order to make our designated hedge relationships consistent with El Paso's designated hedge relationships following the restatement.

     On December 1, 2004, through these transactions, we replaced our existing hedges on approximately 154 TBtu of natural gas with new hedge transactions at the same volume and over the same time period. The combination of our original hedges and the new transactions will not change the average price at which we are hedged and will not have an impact on our realized prices. As a result, these transactions will have the same impact on our accumulated other comprehensive income balances, cash flow and income statement as our original derivative positions that existed prior to December 1, 2004. However, these transactions "locked in" a loss of approximately $520 million in accumulated other comprehensive income that will be recognized in earnings as our original hedged transactions settle through 2005 and 2006. We have also entered into a service agreement with El Paso that provides for a reimbursement of 2.5 cents per MMBtu in 2005 and 2006 for our expected administrative costs associated with these transactions.

                             RESULTS OF OPERATIONS

     Our management, as well as El Paso's management, uses earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is helpful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.

     The following is a reconciliation of EBIT to net income for the periods ended September 30:

                                                                               NINE MONTHS
                                                              QUARTER ENDED       ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   --------------
                                                              2004    2003    2004     2003
                                                              -----   -----   -----    -----
                                                                      (IN MILLIONS)
Operating revenues..........................................  $ 168   $ 199   $ 580    $ 736
Operating expenses..........................................   (127)   (147)   (415)    (495)
                                                              -----   -----   -----    -----
  Operating income..........................................     41      52     165      241
Earnings from unconsolidated affiliates.....................     --      --      --        9
Other expense, net..........................................     --      --      --       (2)
                                                              -----   -----   -----    -----
  EBIT......................................................     41      52     165      248
Affiliated interest income..................................      3       3      12        7
Interest expense............................................    (20)    (23)    (59)     (55)
Income taxes................................................    (10)    (11)    (44)     (80)
                                                              -----   -----   -----    -----
Income from continuing operations...........................     14      21      74      120
Cumulative effect of accounting changes, net of income
  taxes.....................................................     --      --      --        1
                                                              -----   -----   -----    -----
Net income..................................................  $  14   $  21   $  74    $ 121
                                                              =====   =====   =====    =====

     Below are our operating results and an analysis of these results for the periods ended September 30:

                                                               QUARTER ENDED        NINE MONTHS ENDED
                                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                            -------------------   ---------------------
                                                              2004       2003       2004        2003
                                                            --------   --------   ---------   ---------
                                                             (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Operating revenues:
  Natural gas.............................................   $  137     $  160     $   477     $   604
  Oil, condensate and liquids.............................       31         32         102         126
  Other...................................................       --          7           1           6
                                                             ------     ------     -------     -------
          Total operating revenues........................      168        199         580         736
Transportation and net product costs......................       (9)       (12)        (30)        (39)
                                                             ------     ------     -------     -------
          Total operating margin..........................      159        187         550         697
Operating expenses:
  Depreciation, depletion and amortization................      (78)       (86)       (250)       (296)
  Production costs(1).....................................      (23)       (28)        (67)        (81)
  General and administrative expenses, net of capitalized
     cost.................................................      (18)       (20)        (55)        (69)
  Taxes, other than production and income taxes...........        2         (1)         (1)         (6)
  Restructuring charges...................................       (1)        --         (12)         (4)
                                                             ------     ------     -------     -------
          Total operating expenses(2).....................     (118)      (135)       (385)       (456)
                                                             ------     ------     -------     -------
  Operating income........................................       41         52         165         241
Earnings from unconsolidated affiliates...................       --         --          --           9
Other expense, net........................................       --         --          --          (2)
                                                             ------     ------     -------     -------
EBIT......................................................   $   41     $   52     $   165     $   248
                                                             ======     ======     =======     =======
Volumes, Prices and Costs per unit:
  Natural gas
     Volumes (MMcf).......................................   33,182     43,438     109,542     152,465
                                                             ======     ======     =======     =======
     Average realized prices, including hedges
       ($/Mcf)(3).........................................   $ 4.13     $ 3.70     $  4.35     $  3.96
                                                             ======     ======     =======     =======
     Average realized prices, excluding hedges
       ($/Mcf)(3).........................................   $ 5.66     $ 5.06     $  5.76     $  5.79
                                                             ======     ======     =======     =======
     Average transportation costs ($/Mcf).................   $ 0.24     $ 0.18     $  0.20     $  0.19
                                                             ======     ======     =======     =======
  Oil, condensate and liquids
     Volumes (MBbls)......................................      839      1,260       3,225       4,599
                                                             ======     ======     =======     =======
     Average realized prices, including hedges
       ($/Bbl)(3).........................................   $36.84     $24.66     $ 31.74     $ 27.33
                                                             ======     ======     =======     =======
     Average realized prices, excluding hedges
       ($/Bbl)(3).........................................   $36.84     $26.03     $ 31.74     $ 28.74
                                                             ======     ======     =======     =======
     Average transportation costs ($/Bbl).................   $ 1.00     $ 1.46     $  1.38     $  1.20
                                                             ======     ======     =======     =======
  Production costs ($/Mcfe)
     Average lease operating costs........................   $ 0.52     $ 0.41     $  0.44     $  0.33
     Average production taxes.............................     0.10       0.13        0.08        0.12
                                                             ------     ------     -------     -------
       Total production costs(1)..........................   $ 0.62     $ 0.54     $  0.52     $  0.45
                                                             ======     ======     =======     =======
  Average general and administrative costs ($/Mcfe).......   $ 0.48     $ 0.39     $  0.43     $  0.38
                                                             ======     ======     =======     =======
  Unit of production depletion cost ($/Mcfe)..............   $ 1.87     $ 1.59     $  1.79     $  1.57
                                                             ======     ======     =======     =======

---------------

(1) Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

(2) Transportation and net product costs are included in operating expenses on our consolidated statements of income.

(3) Prices are stated before transportation costs.

Third Quarter 2004 Compared to Third Quarter 2003

     EBIT. For the quarter ended September 30, 2004, EBIT was $11 million lower than the same period in 2003. The decrease is due primarily to lower production volumes as a result of normal production declines. Partially offsetting these decreases to EBIT were lower operating expenses primarily due to lower depreciation, depletion and amortization expenses.

     Operating Revenues. The following table describes the variance in revenue between the quarters ended September 30, 2004 and 2003 due to: (i) changes in average realized market prices, excluding hedges, (ii) changes in production volumes, and (iii) the effects of hedges on our revenues.

                                                                         VARIANCE
                                                          ---------------------------------------
PRODUCTION REVENUE VARIANCE ANALYSIS                      PRICES     VOLUMES     HEDGES     TOTAL
------------------------------------                      ------     -------     ------     -----
                                                                       (IN MILLIONS)
Natural gas.............................................   $20        $(52)       $ 9       $(23)
Oil, condensate and liquids.............................     8         (11)         2         (1)
                                                           ---        ----        ---       ----
                                                           $28        $(63)       $11        (24)
                                                           ===        ====        ===
Other...................................................                                      (7)
                                                                                            ----
  Total operating revenue variance.....................................................     $(31)
                                                                                            ====

     For the quarter ended September 30, 2004, operating revenues were $31 million lower than the same period in 2003 primarily due to lower production volumes, partially offset by higher natural gas and oil prices and a decrease in hedging losses. The decline in production volumes was primarily due to normal production declines, particularly in our offshore and south Texas regions, and the impact of Hurricane Ivan.

     We also recorded $7 million of mark-to-market earnings in 2003 on derivatives that no longer qualified for hedge accounting because we sold the properties in March 2002 that generated the natural gas that these derivatives were hedging. These derivatives did not impact our operating revenues in 2004 as they were settled in 2003.

     Average realized natural gas prices for the third quarter of 2004, excluding hedges, were $0.60 per Mcf higher than the same period in 2003, an increase of 12 percent. In addition, hedging losses relating to our natural gas hedge positions decreased from $59 million in 2003 to $50 million in 2004. We expect to continue to incur hedging losses for the remainder of 2004 based on current market prices for natural gas relative to the prices at which our natural gas production is hedged.

     Operating Expenses. Total operating expenses were $17 million lower for the third quarter of 2004 as compared to the third quarter of 2003, primarily due to lower depreciation, depletion, and amortization expenses and lower production costs. We expect to incur additional costs in the fourth quarter of 2004 related to the relocation of our offices in Houston, Texas.

     Total depreciation, depletion, and amortization expenses decreased by $8 million in the third quarter of 2004 as compared to the same period in 2003. Lower production volumes in 2004 due to normal production declines reduced our depreciation, depletion, and amortization expenses by $20 million. Partially offsetting this decrease were higher depletion rates due to higher finding and development costs which contributed an increase of $11 million.

     Production costs decreased by $5 million in the third quarter of 2004 as compared to the same period in 2003 due to a decrease in production taxes resulting from lower production volumes and high cost gas well tax credits in 2004. Our lease operating costs were approximately the same for each quarter. On a per unit basis, production taxes decreased by $0.03 per Mcfe. However, our total production cost per Mcfe increased $0.08 per Mcfe in the third quarter of 2004 compared to 2003 as average lease operating costs increased $0.11 per Mcfe in 2004 primarily due to lower production volumes discussed above.

     General and administrative expenses decreased by $2 million in the third quarter of 2004 as compared to the same period in 2003. On a per unit basis, our general and administrative costs increased $0.09 per Mcfe in the third quarter of 2004 compared to 2003 primarily due to lower production volumes discussed above. For the fourth quarter of 2004, we expect our overhead allocations from El Paso to be approximately the same as the third quarter of 2004.

Nine Months Ended 2004 Compared to Nine Months Ended 2003

     EBIT. For the nine months ended September 30, 2004, EBIT was $83 million lower than the same period in 2003. The decrease is due primarily to lower production volumes as a result of normal production declines and asset sales. Partially offsetting these decreases to EBIT were lower operating expenses, primarily due to lower depreciation, depletion and amortization expenses.

     Operating Revenues. The following table describes the variance in revenue between the nine months ended September 30, 2004 and 2003 due to: (i) changes in average realized market prices, excluding hedges, (ii) changes in production volumes, and (iii) the effects of hedges on our revenues.

                                                                        VARIANCE
                                                         ---------------------------------------
PRODUCTION REVENUE VARIANCE ANALYSIS                     PRICES     VOLUMES     HEDGES     TOTAL
------------------------------------                     ------     -------     ------     -----
                                                                      (IN MILLIONS)
Natural gas............................................   $ (4)      $(248)      $125      $(127)
Oil, condensate and liquids............................     10         (40)         6        (24)
                                                          ----       -----       ----      -----
                                                          $  6       $(288)      $131       (151)
                                                          ====       =====       ====
Other..................................................                                       (5)
                                                                                           -----
  Total operating revenue variance....................................................     $(156)
                                                                                           =====

     For the nine months ended September 30, 2004, operating revenues were $156 million lower than the same period in 2003 primarily due to lower production volumes and lower natural gas prices, partially offset by a decrease in hedging losses. The decline in production volumes was primarily due to normal production declines, particularly in our offshore and south Texas regions, the sale of properties in 2003 in Oklahoma, Texas, and offshore Gulf of Mexico, and the impact of Hurricane Ivan.

     Average realized natural gas prices for the nine months ended September 30, 2004, excluding hedges, were $0.03 per Mcf lower than the same period in 2003, a decrease of one percent. However, more than offsetting the decrease in revenues due to lower natural gas prices were $154 million of hedging losses in 2004 as compared to $279 million in 2003 relating to our natural gas hedge positions. We expect to continue to incur hedging losses for the remainder of 2004 based on current market prices for natural gas relative to the prices at which our natural gas production is hedged.

     Operating Expenses. Total operating expenses were $71 million lower for the first nine months of 2004 as compared to the first nine months of 2003, primarily due to lower depreciation, depletion, and amortization expenses, lower production costs, and lower general and administrative expenses. However, these lower costs were partially offset by higher restructuring costs in 2004 related primarily to employee severance costs. We expect to incur additional costs in the fourth quarter of 2004 related to the relocation of our offices in Houston, Texas.

     Total depreciation, depletion, and amortization expenses decreased by $46 million for the first nine months of 2004 as compared to the same period in 2003. Lower production volumes in 2004 due to normal production declines and asset sales discussed above reduced our depreciation, depletion, and amortization expenses by $80 million. Partially offsetting this decrease were higher depletion rates due to higher finding and development costs which contributed an increase of $29 million.

     Production costs decreased by $14 million for the first nine months of 2004 as compared to the same period in 2003, primarily due to a decrease of $11 million in production taxes resulting from lower production volumes and high cost gas well tax credits in 2004 and decreased lease operating costs of $3 million. On a per unit basis, production taxes decreased by $0.04 per Mcfe. However, our total production costs per Mcfe increased by $0.07 per Mcfe for the first nine months of 2004 as compared to 2003 as average lease operating costs increased $0.11 per Mcfe, primarily due to the lower production volumes discussed above.

     General and administrative expenses decreased by $14 million for the first nine months of 2004 as compared to the same period in 2003, primarily due to lower corporate overhead allocations from El Paso. The increase on a per unit basis was due to lower production volumes. For the fourth quarter of 2004, we expect our overhead allocations from El Paso to be approximately the same as the third quarter of 2004.

EARNINGS FROM UNCONSOLIDATED AFFILIATES

     Earnings from unconsolidated affiliates for the nine months ended September 30, 2004, were $9 million lower than the same period in 2003 due to the sale of our interest in April 2003 of Noric Holdings I, which held our investments in Noric L.L.C. and Clydesdale Associates, L.P.

AFFILIATED INTEREST INCOME

     Affiliated interest income for the nine months ended September 30, 2004, was $5 million higher than the same period in 2003 due to higher interest rates and higher average advances to El Paso under its cash management program. The average advance balance of $566 million for the nine months of 2003 increased to $627 million in 2004. The average short-term interest rate increased from 1.7% in 2003 to 2.6% in 2004.

INTEREST EXPENSE

     Interest expense for the nine months ended September 30, 2004, was $4 million higher than the same period in 2003. Prior to March 2003, we had no debt outstanding. For the nine months ended September 30, 2004, we had outstanding debt for the entire period. As a result, interest expense for the nine months ended September 30, 2004 was higher than the same period of 2003. However, partially offsetting this higher interest expense was the effect of a debt refinancing in May 2003 in which we refinanced notes with an effective interest rate of 9.75% with 7.75% senior unsecured notes.

INCOME TAXES

                                                           QUARTER ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                         -----------------    -----------------
                                                         2004         2003    2004         2003
                                                         ----         ----    ----         ----
                                                             (IN MILLIONS EXCEPT FOR RATES)
Income taxes...........................................  $10          $11     $44          $80
Effective tax rate.....................................   42%          34%     37%          40%

     Our effective tax rates for the quarters and nine months ended September 30, 2004 and 2003 were different than the statutory rate of 35 percent due to the impact of state income taxes. Further impacting the effective tax rate for the nine months ended September 30, 2003 were additional state income taxes related to the sale of our Oklahoma properties.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Note 3, which is incorporated herein by reference.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

     We have made statements in this document that constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning possible or assumed future results of operations. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements. These statements may relate to information or assumptions about:

     - capital and other expenditures;

     - dividends;

     - capital structure;

     - liquidity and cash flow;

     - credit ratings;

     - pending legal proceedings, claims and governmental proceedings, including environmental matters;

     - future economic performance;

     - operating income;

     - management's plans; and

     - goals and objectives for future operations.

     Forward-looking statements are subject to risks and uncertainties. While we believe the assumptions or bases underlying the forward-looking statements are reasonable and are made in good faith, we caution that assumed facts or bases almost always vary from actual results, and these variances can be material, depending upon the circumstances. We cannot assure you that the statements of expectation or belief contained in the forward-looking statements will result or be achieved or accomplished. Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2003 Annual Report on Form 10-K filed with the SEC on September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in our 2003 Annual Report on Form 10-K, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

     During 2004, we have been reviewing our internal controls over financial reporting as part of our compliance efforts under Section 404 of the Sarbanes-Oxley Act (SOX), as well as in connection with investigations into matters that required the restatement of our historical financial statements for the periods from 1999 to 2002 and the first nine months of 2003. Our SOX review is being performed consistent with the guidance for independent auditors established by the Public Company Accounting Oversight Board in Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. The project has entailed the detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of these processes, financial management responsible for those processes internally reviewed or "walked-through" these financial processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This involves testing the controls, including a review and inspection of the documentation supporting the operation of the controls on which we are placing reliance.

     During our reviews, we identified a number of deficiencies in our internal controls over financial reporting that we determined were material weaknesses in our internal control structure. These deficiencies, which we have previously disclosed, generally involved the control environment, information system access, documentation and application of generally accepted accounting principles, and deficiencies related to segregation of duties, account reconciliations and change management over information systems. Our management, with the oversight of El Paso's Audit Committee, has devoted considerable effort to remediating the material weaknesses identified, and has made improvements in our internal controls over financial reporting to address these weaknesses. Specifically, in the quarter ending September 30, 2004, we implemented new controls to improve our account reconciliation process, improve segregation of duties and strengthen information system change management processes. We believe that we have remediated the deficiencies in our internal controls related to all of the material weaknesses previously identified. However, we continue to test to determine whether the remediated controls are operating effectively. We expect to complete this testing by early February 2005. We are currently finalizing a framework upon which we will evaluate and classify the significance of deficiencies identified in our testing process. This is an area that involves judgment, and where interpretation and guidance continue to evolve. At this time, we have identified a number of deficiencies and areas where we can improve our internal controls. Following the completion of our testing procedures, we will assess whether there are any remaining material weaknesses, represented by either individually material deficiencies or an aggregation of significant deficiencies.

     Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Because we have not completed the testing of many of the processes and controls intended to remediate the control deficiencies identified in our reviews and of internal controls, we were unable to conclude that our disclosure controls and procedures were effective as of September 30, 2004. However, we did perform additional procedures to ensure that our disclosure controls and procedures were effective over the preparation of these financial statements.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     a. Exhibits

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *31.A    Certification of Chief Executive Officer pursuant to sec.
          302 of the Sarbanes-Oxley Act of 2002.
 *31.B    Certification of Chief Financial Officer pursuant to sec.
          302 of the Sarbanes-Oxley Act of 2002.
 *32.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *32.B    Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.

     Undertaking

          We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EL PASO PRODUCTION HOLDING COMPANY

Date: December 15, 2004                           /s/ D. Mark Leland
                                          --------------------------------------
                                                      D. Mark Leland
                                                Executive Vice President,
                                                 Chief Financial Officer
                                                       and Director
                                              (Principal Financial Officer)


Date: December 15, 2004                         /s/ Gene T. Waguespack
                                          --------------------------------------
                                                    Gene T. Waguespack
                                                  Senior Vice President,
                                                 Treasurer and Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *31.A    Certification of Chief Executive Officer pursuant to sec.
          302 of the Sarbanes-Oxley Act of 2002.
 *31.B    Certification of Chief Financial Officer pursuant to sec.
          302 of the Sarbanes-Oxley Act of 2002.
 *32.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *32.B    Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.